Form 10-K/A
period 2002-12-31
CIT HOME EQUITY LOAN TRUST 2002-1
filed 2005-03-31
CIK 1170174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-65554-03

CIT Home Equity Loan Trust 2002-1

Delaware (State or other jurisdiction of incorporation or organization)	________________ (I.R.S. Employer ) Identification No.)

c/o The CIT Group/Consumer Finance, Inc. 1 CIT Drive, Livingston, New Jersey 07039 (Address of principal executive offices) Telephone Number (973) 740-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Home Equity Loan Asset Backed Certificates	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Act). Yes   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE Not Applicable

Table of Contents

PART I

PART I

ITEM 2.	PROPERTIES.

CIT Home Equity Loan Trust 2002-1 (the “Trust”) owns first and second lien mortgage loans secured by primarily one-to-four-family residential properties.

ITEM 3.	LEGAL PROCEEDINGS.

The registrant knows of no material pending proceedings with respect to the Trust.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter has been submitted to a vote of the holders of the Trust’s Home Equity Loan Asset Backed Certificates through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for the Home Equity Loan Asset Based Certificates of the Trust. As of December 31, 2004 the approximate number of holders of record was 68.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
1

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Not Applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as a part of the report:

Exhibits:

99.1 Report of Independent Accountants.

99.2 Management’s Assertion Concerning Compliance with USAP Minimum Servicing Standards.

99.3 Schedule of Year-to-Date Distributions of Principal and Interest to Certificate Holders and Pool Balance and Delinquencies as of December 31, 2002.

99.4 Annual Officer’s Certificate.

99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K:

Date	Items Reported	Monthly Reports

2/11/03	5, 7	March report to certificate holders
2/11/03	5, 7	April report to certificate holders
2/11/03	5, 7	May report to certificate holders
2/11/03	5, 7	June report to certificate holders
2/11/03	5, 7	July report to certificate holders
2/11/03	5, 7	August report to certificate holders
2/11/03	5, 7	September report to certificate holders
2/11/03	5, 7	October report to certificate holders
2/11/03	5, 7	November report to certificate holders
2/11/03	5, 7	December report to certificate holders
2

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	CIT Home Equity Loan Trust 2002-1 JPMorgan Chase Bank, not in its individual capacity but solely as Trustee

By: /s/ Helen Lam
Name: Helen Lam
Title: Assistant Vice President

Dated: March 30, 2005
3

EXHIBIT INDEX

Exhibit No.

99.1	Report of Independent Accountants.

99.2	Management’s Assertion Concerning Compliance with USAP Minimum Servicing Standards.

99.3	Schedule of Year-to-Date Distributions of Principal and Interest to Certificate Holders and Pool Balance and Delinquencies as of December 31, 2002.

99.4	Annual Officer’s Certificate.

99.5	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
4